Form 10-Q
period 2020-07-31
EVENTIKO INC.
filed 2020-08-21
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-239589

EVENTIKO INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7990 (Primary Standard Industrial Classification Number)	EIN 98-1535709 (IRS Employer Identification Number)

Xinzhong St. 3, Dongcheng

Beijing

China 100026

+1 (702) 605-4808

eventikoinc@gmail.com

(Address and telephone number of principal executive offices)

N/A

(Former name or former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [ ]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [_]

At July 31, 2020, the number of shares of the Registrant’s common stock outstanding was 3,000,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVENTIKO INC.

BALANCE SHEET

	July 31, 2020	April 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current assets	–	–

Total Assets	$–	$–

LIABILITIES & STOCKHOLDERS' EQUITY (Deficit)

Liabilities
Current Liabilities
Related Party Loans	3,817	923
Total Current liabilities	3,817	923

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding;	300	300
Accumulated deficit	(4,117)	(1,223)
Total Stockholders’ Equity (Deficit)	(3,817)	(923)

Total Liabilities and Stockholders’ Equity (Deficit)	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2020	Since February 19, 2020 (Inception) ended July 31, 2020

Revenue	$–	$–

General and administrative expenses	2,894	4,117

Total operating expenses	(2,894)	(4,117)

Net income (loss) from operations	(2,894)	(4,117)

Provisions from Income Taxes	–	–

NET INCOME (LOSS)	$(2,894)	$(4,117)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception February 19, 2020	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2020	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Net loss for the quarter ended July 31, 2020	–	–	–	(2,894)	(2,894)
Balance, July 31, 2020 (Unaudited)	3,000,000	$300	$–	$(4,117)	$(3,817)

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended July 31 ,2020	Since February 19, 2020 (Inception) ended July 31, 2020
Operating Activities
Net income (loss)	$(2,894)	$(4,117)
Adjustments to reconcile net loss to net cash in operating activities	–	–
Net cash used in operating activities	(2,894)	(4,117)

Financing Activities
Related party loans	$2,894	$3,817
Proceeds from sale of common stock	–	300
Net cash provided by financing activities	$2,894	$4,117

Net increase in cash and equivalents	$–	$–

Cash and equivalents at beginning of the period	–	–

Cash and equivalents at end of the period	$–	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED JULY 31, 2020

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located Xinzhong St. 3, Dongcheng, Beijing, China 100026. Our phone number is +1(702)605-4808

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in China, but with plans at a later stage to spread our business to other Asian countries such as: Thailand, Vietnam, Cambodia etc. We will be dedicated to work on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $1,223 as of April 30, 2020 and $4,117 as of July 31, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is April 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had zero of cash as of July 31, 2020.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of PC is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of April 30, 2020 and July 31, 2020 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2020 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 4 – LOAN FROM DIRECTOR

As of July 31, 2020, our sole director has loaned to the Company $3,817. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On February 21, 2020 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $300 at $0.0001 per share.

There were 3,000,000 shares of common stock issued and outstanding as of July 31, 2020.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations Since February 19, 2020 Ended July 31, 2020

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2020 and since February 19, 2020 ended July 31, 2020 are summarized as follows:

	Three Months Ended July 31, 2020	Since February 19 (Inception) Ended July 31, 2020
Revenue	–	–
General and administrative	2,894	4,117
Total Operating Expenses	$(2,894)	$(4,117)

We have incurred expenses of $2,894 and $4,117 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At July 31, 2020	At April 30, 2020
Current assets	$–	$–
Current liabilities	3,817	923
Working capital (deficit)	$(3,817)	$(923)

Our total current assets as of July 31 and April 30, 2020 were $0. Our total current liabilities as of July 31, 2020 were $3,817 as compared to total current liabilities $923 of as of April 30, 2020. The increase in current liabilities was attributed to director loan and paying company’s expenses mainly professional fees.

Cash Flows from Operating Activities

We used cash of $4,117 for operating activities since February 19, 2020 ended July 31, 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

Since February 19, 2020 ended July 31, 2020, net cash from financing activities was $4,117 consisting of director loan $3,817 and issuance of common stock of $300.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eventiko Inc.

Dated: August 21, 2020	By: /s/ Miklos Pal Auer Miklos Pal Auer, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

