Form 10-Q
period 2021-01-31
EVENTIKO INC.
filed 2021-03-04
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

At January 31, 2021, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	January 31, 2021	April 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$23,103	$–
Total Current assets	23,103	–

Total Assets	$23,103	$–

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accrued Expense	$550	$–
Related Party Loans	6,738	923
Total Current liabilities	7,288	923

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 and 3,000,000 shares issued and outstanding;	419	300
Additional paid in capital	23,731	–
Accumulated deficit	(8,335)	(1,223)
Total Stockholders’ Equity	15,815	(923)

Total Liabilities and Stockholders’ Equity	$23,103	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2021	Nine months ended January 31, 2021

Revenue	$–	$–

General and administrative expenses	2,163	7,112

Total operating expenses	(2,163)	(7,112)

Net income (loss) from operations	$(2,163)	$(7,112)

Provisions from Income Taxes	–	–

NET INCOME (LOSS)	$(2,163)	$(7,112)
Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,570,049	3,192,610

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares	Amount	Capital	Stage	Equity

Inception February 19, 2020	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on February 21, 2020	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Net loss for the quarter ended July 31, 2020	–	–	–	(2,894)	(2,894)

Balance, July 31, 2020 (Unaudited)	3,000,000	$300	$–	$(4,117)	$(3,817)

Shares issued for cash at $0.02 per share in October, 2020	143,000	14	2,846	–	2,860

Net loss for the quarter ended October 31, 2020	–	–	–	(2,055)	(2,055)

Balance, October 31, 2020 (Unaudited)	3,143,000	$314	$2,846	$(6,172)	$(3,012)

Shares issued for cash at $0.02 per share in January 31, 2021	1,049,500	105	20,885	–	20,990

Net loss for the quarter ended January 31, 2021	–	–	–	(2,163)	(2,163)

Balance, January 31, 2021 (Unaudited)	4,192,500	$419	$23,731	$(8,335)	$15,815

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months ended January 31, 2021
Operating Activities
Net income (loss)	$(7,112)
Adjustments to reconcile net loss to net cash in operating activities	–
Increase in Accrued expenses	550
Net cash used in operating activities	(6,562)

Financing Activities
Related party loans	5,815
Proceeds from sale of common stock	23,850
Net cash provided by financing activities	29,665

Net increase in cash and equivalents	23,103

Cash and equivalents at beginning of the period	–

Cash and equivalents at end of the period	$23,103

Supplemental cash flow information:

Cash paid for:
Interest	$–
Taxes	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARER ENDED JANUARY 31, 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $1,223 as of April 30, 2020 and $8,335 as of January 31, 2021. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year -end is April 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $23,103 of cash as of January 31, 2021.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of April 30, 2020 and January 31, 2021 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2021 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

As of January 31, 2021, our sole director has loaned to the Company $6,738. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On February 21, 2020 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $300 at $0.0001 per share.

In October 2020, the Company issued 143,000 shares of common stock to a 4 shareholders for cash proceeds of $2,860 at $0.02 per share.

In November, December and January 2021, the Company issued 1,049,500 shares of common stock to a 30 shareholders for cash proceeds of $20,990 at $0.02 per share.

There were 4,192,500 shares of common stock issued and outstanding as of January 31, 2021.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Nine months Ended January 31, 2021

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three and nine months ended January 31, 2021 are summarized as follows:

	Three months Ended January 31, 2021	Nine months Ended January 31, 2021
Revenue	$–	$–
General and administrative	2,163	7,112
Total Operating Expenses	$(2,163)	$(7,112)

We have incurred expenses of $2,163 as of three months ended January 31, 2021 and $7,112 as of nine months ended January 31, 2021 for professional fees and incorporation fees and bank fees.

Liquidity and Financial Condition

Working Capital

Three months ended January 31, 2021
Current assets	$23,103
Current liabilities	(7,288)
Working capital (deficit)	$(15,815)

Our total current assets were as of January 31, 2021 $23,103. Our total current liabilities as of January 31, 2021 were $7,288. The increase in current liabilities was attributed to director loan and paying company’s expenses mainly professional fees, incorporation fees, and bank fees.

Cash Flows from Operating Activities

We used cash of $6,562 for operating activities for the nine months ended January 31, 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the nine months ended January 31, 2021, net cash from financing activities was $29,665 consisting of $ 5,815 director loan and issuance of common stock of $23,850.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months period ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eventiko Inc.
Dated: March 4, 2021	By: /s/ Miklos Pal Auer Miklos Pal Auer President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

