Form 10-K
period 2021-04-30
EVENTIKO INC.
filed 2021-07-01
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-239589

EVENTIKO INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-1535709 (IRS Employer Identification Number)

Xinzhong St. 3, Dongcheng

Beijing

China 100026

+1 (702) 605-4808

eventikoinc@gmail.com

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

          N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. _________________________

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2021
Common Stock: $0.0001	4,192,500

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located Xinzhong St. 3, Dongcheng, Beijing, China 100026. Our phone number is +1(702)-605-4808

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in China, but with plans at a later stage to spread our business to other Asian countries such as: Thailand, Vietnam, Cambodia etc. Our main source of revenue from operations will be generated from customers paying a fee for our services. Our fee service will be 10-20% from the total price. We will be dedicated to work on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

OUR SERVICES

We will organize fashion events, parties, exhibitions, festivals and ceremonies in China depend on client’s requires. We will plan and manage the events as per the budget, established date, site and event type (like fashion shows, ceremony, party, etc.). Firstly we will discuss all the details with our potential customers. After that we will make researches according to client’s needs and budget. Then will provide the variants depending on the most important aspects in organizing of events. The main aspects are as follows:

1. Atmosphere creation: any event should bring beauty, elegance, positive emotions and vivid impressions and for that we will hire only professional models, artists, dancers, photographers and service staff as all these people know how to behave on high-level events and how to react in case of a mishap;

2. Choosing the place: we will find the place large enough for free accommodation of guests, with good light and sound output for better performance, with properly working of water supply system, sewerage and conditioning and spacious parking.

3. Interior design: it should be professionally decorated in accordance with the performance to convey the main idea of the event.

4. Music and Sound effects: we will find good bands or DJs for better engaging the audience in a way that they feel completely engrossed in the event.

5. Snacks and Drinks: we will order only quality, tasty and popular food and drinks so that our customers and their visitors could enjoy it and get good impressions.

EMPLOYEES

We have no employees other than our sole officer and director, Miklos Pal Auer.

GOVERNMENT REGULATIONS IN CHINA

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in China.

Under Paragraph 2 of Article 2 of the People’s Republic of China Corporate Income Tax Law (the “Corporate Income Law”), any foreign enterprise which shall constitute a resident enterprise shall meet both of the following requirements: (i) such enterprise was established under the laws of foreign countries or regions; and (ii) the actual management of such enterprise must be located within China. Further, under relevant provisions of the Circular of the State Administration of Taxation Regarding the Issues Relevant to the Identification of Chinese-controlled Enterprises Registered Abroad as Resident Enterprises by Actual Management (Guo Shui Fa [2009] No. 82, “Circular No. 82”) issued by the State Administration of Taxation on April 22, 2009 and based upon our no-name inquiry to the People’s Republic of China State Administration for Taxation, any Chinese-controlled enterprise whose actual management is held to be located within China shall satisfy all of the following requirements: (i) the site, where the management of such enterprise responsible for the daily operation of such enterprise performs its duties, is located within China; (ii) the financial decisions (such as borrowings, extending loans, financing or financial risks management) and HR policies (such as appointment, dismissal or remunerations) shall be made or approved by the institution or personnel of such enterprise staying within China; (iii) 1/2 or more of the directors with voting rights or of the management of such enterprise live within China permanently; and (iv) the main assets, accounting books and stamps of and the minutes and files of the board of directors of and of shareholders’ meeting of such enterprise exist and will be maintained within China.

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have executive offices in China, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and our sole director with voting rights are also located within China. However, our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in the USA but not within China, so we are not consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, even if we are an enterprise established under the laws Nevada, and our management team is located within China, we believe that we shall not be held to be a resident enterprise under the Corporate Income Tax Law.

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and business entities or individuals are granted by government state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we do not own any property. We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal place of business is located Xinzhong St. 3, Dongcheng, Beijing, China 100026 which is provided to us on a rent free basis by our sole officer and director. Our phone number is +1(702)-605-4808.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of April 30, 2021, there were approximately 35 record owners of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2021 and 2020, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2021, and 2020 the Company did not repurchase any shares of its Common Stock.

Stock Transfer Agent

Our stock transfer agent is Justeene Blankenship, Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, (801) 274-1088 voice, (801) 274-1099 fax, jb@actionstocktransfer.com, www.actionstocktransfer.com.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2021 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2020.

Our net loss for the fiscal year ended April 30, 2021 was $10,643 compared to a net loss of $1,223 during the fiscal year ended April 30, 2020. April 30, 2021 and 2020 the Company have not generated any revenue.

Expenses incurred were $10,643 during fiscal year ended April 30, 2021 compared to $1,223 during fiscal year ended April 30, 2020.

The number of shares outstanding was 4,192,500 for the fiscal year ended April 30, 2021 and 3,000,000 for the fiscal year ended April 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2021 and 2020

As of April 30, 2021, our total assets were $20,808 consisting of capital raised from issuance of common stock.

As of April 30, 2020, our total assets were $Nil.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended April 30, 2021, net cash flows used in operating activities was $(10,093). Cash flows from operating activities for the fiscal year ended April 30,2020 was $(1,223).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended April 30, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2021, net cash provided by financing activities was $30,901. For the fiscal year ended April 30, 2020, net cash from financing activities was $1,223.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Miklos Pal Auer Xinzhong St. 3, Dongcheng, Beijing, China 100026	45	President, Secretary, Treasurer and Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Miklos Pal Auer has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on February 19, 2020. He got the Bachelor Degree as the dance pedagogue in 2012. He has worked in different events for the last ten years and during this time has been planning formation and operation of Eventiko Inc. His specific knowledge, qualifications and skills have led to our conclusion that Mr. Auer is a suitable person to develop our business. He has been a freelance artist, dancer and pedagogue for mainly Chinese Events. He not only performed on stage as an artist or dancer, but he also created performances, staged choreography, and completely organized a wide variety of events in Asian countries.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Miklos Pal Auer	Treas., Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Miklos Pal Auer resigned as an officer and director on February 19, 2020 and his resignation became effective on February 19, 2020 (since Inception).

(2) Mr. Miklos Pal Auer was elected as an officer and director on February 19, 2020 and her election became effective on February 19, 2020.

Since Inception on February 19, 2020, Miklos Pal Auer only member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2021, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Miklos Pal Auer, President, CEO, Treasurer, Secretary and Chairman of the Board.	3,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Miklos Pal Auer, President, CEO, Treasurer, Secretary and Chairman of the Board.	72%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On February 21, 2020, we offered and sold 3,000,000 shares of common stock to Miklos Pal Auer, our sole officer and director, at a purchase price of $0.0001 per share, for aggregate proceeds of $300.

During the period from February 19, 2020 (inception) to April 30, 2021, Miklos Pal Auer loaned $7,974 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Zia Masood Kiani & Co. for services for the fiscal years 2021 and 2020, respectively.

Fee Category	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$4,000	$11,000
Audit-Related Fees
Tax Fees	–	–
All Other Fees	–	–
Total	$4,000	$11,000

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Eventiko Inc. at April 30, 2021 and 2020, and for each of the two fiscal years in the period ended April 30, 2021, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

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

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-239589

as declared effective by the Commission on August 10, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2021.

EVENTIKO INC.

By:	/s/ Miklos Pal Auer
Miklos Pal Auer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 1, 2021.

Signature	Title

/s/ Miklos Pal Auer	President, Chief Executive Officer, Treasurer, Secretary,
Miklos Pal Auer	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

EVENTIKO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eventiko Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eventiko Inc. ("the Company") as of April 30, 2021, and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended April 30, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company had an accumulated deficit of $11,866 as of April 30, 2021 and yet to complete its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2020.

Islamabad, Pakistan

Date: June 23, 2021

EVENTIKO INC.

BALANCE SHEETS

(AUDITED)

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$20,808	$–
Total Current Assets	20,808	–
Total Assets	$20,808	$–
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	7,974	923
Accrued Expenses	550	–
Total Current Liabilities	8,524	923

Commitments and Contingencies	$–	$–

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 and 3,000,000 shares issued and outstanding respectively;	419	300
Additional paid-in-capital	23,731	–
Accumulated deficit	(11,866)	(1,223)
Total Stockholders’ Equity	12,284	(923)
Total Liabilities and Stockholders’ Equity	$20,808	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended April 30, 2021	For the year ended April 30, 2020
REVENUE	$–	$–
OPERATING EXPENSES
General and Administrative Expenses	10,643	1,223
TOTAL OPERATING EXPENSES	(10,643)	(1,223)

NET INCOME (LOSS) FROM OPERATIONS	(10,643)	(1,223)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(10,643)	$(1,223)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	4,192,500	3,000,000

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

FOR THE YEAR ENDED APRIL 30, 2021 & 2020

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	300	–	(1,223)	(923)

Shares issued for cash at $0.02 per share in October, 2020	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990
Net loss for the year ended April 30, 2021	–	–	–	(10,643)	(10,643)
Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	(11,866)	(12,284)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF CASH FLOWS (AUDITED)

	For the year ended April 30, 2021	For the year ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(10,643)	$(1,223)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in accrued expenses	550
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,093)	(1,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	23,850	300
Related Party Loans	7,051	923
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,901	1,223

NET INCREASE IN CASH	20,808	–
Cash and equivalents at beginning of the year	–	–
Cash and equivalents at end of the year	$20,808	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2021 and 2020

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located Xinzhong St. 3, Dongcheng, Beijing, China 100026. Our phone number is +1(702)-605-4808

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in China, but with plans at a later stage to spread our business to other Asian countries such as: Thailand, Vietnam, Cambodia etc. We will be dedicated to work on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss during the year of $10,643 and accumulated deficit of $11,866 as of April 30, 2021. The Company has not yet completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Further, the effects of Covid-19 could also impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is April 30.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $20,808 of cash as of April 30, 2021.

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

The carrying value of cash, accrued and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

- Identification of the contract, or contracts, with customer;

- Identification of the performance obligations in the contract;

- Determination of the transaction price;

- Allocation of the transaction price to the performance obligations in the contract; and

- Recognition of revenue when, or as, we satisfy performance obligation.

As of April 30, 2020 and April 30, 2021 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – REALTED PARTY TRANSACTIONS (LOAN FROM DIRECTOR)

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or director. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a signed promissory note.

As of April 30, 2021, our sole director has loaned to the Company $7,974. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On February 21, 2020 the Company issued 3,000,000 shares of common stock to a director for services of $300 at $0.0001 per share.

In October 2020, the Company issued 143,000 shares of common stock to 4 shareholders for cash proceeds of $2,860 at $0.02 per share.

In November, December and January 2021, the Company issued 1,049,500 shares of common stock to 30 shareholders for cash proceeds of $20,990 at $0.02 per share.

There were 4,192,500 shares of common stock issued and outstanding as of April 30, 2021.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – INCOME TAXES

As of April 30, 2021, the Company had net operating loss carry forwards of $11,866 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of April 30, 2020, the Company had net operating loss of $1,223 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2021	April 30, 2020
Federal income tax benefit attributable to:
Current operations	$2,235	$257
Less: change in valuation allowance	(2,235)	(257)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2021	April 30, 2020

Deferred tax asset attributable to:
Net operating loss carry over	$4,153	$–
Less: valuation allowance	(4,153)	–
Net deferred tax asset	$–	$–

The Company has approximately $11,866 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2021 to June 23 these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially and adversely affected.

