Form 10-Q
period 2021-07-31
EVENTIKO INC.
filed 2021-09-02
CIK 1816554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File No. 333-239589

EVENTIKO INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-1535709 (IRS Employer Identification Number)

Xinzhong St. 3, Dongcheng

Beijing

China 100026

+1 (702) 605-4808

eventikoinc@gmail.com

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

Yes ☒ No ☐

At July 31, 2021, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	July 31, 2021	April 30, 2021
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$20,147	$20,808
Total Current assets	20,147	20,808

Total Assets	$20,147	$20,808

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$550	$550
Related Party Loans	9,565	7,974
Total Current liabilities	10,115	8,524

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid in Capital	23,731	23,731
Accumulated deficit	(14,118)	(11,866)
Total Stockholders’ Equity	10,032	12,284

Total Liabilities and Stockholders’ Equity	$20,147	$20,808

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020

Revenue	$–	$–

General and administrative expenses	2,252	2,894

Total operating expenses	(2,252)	(2,894)

Net income (loss) from operations	$(2,252)	$(2,894)

Provisions from Income Taxes	–	–

NET INCOME (LOSS)	$(2,252)	$(2,894)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	3,000,000

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED JULY 30, 2021 & 2020

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October, 2020	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the period ended July 31, 2021	–	–	–	(2,252)	(2,252)

Balance, July 31, 2021	4,192,500	$419	$23,731	$(14,118)	$10,032

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020

Operating Activities
Net income (loss)	$(2,252)	$(2,894)
Adjustments to reconcile net loss to net cash in operating activities
Net cash used in operating activities	(2,252)	(2,894)

Financing Activities
Related party loans	1,591	2,894
Proceeds from sale of common stock	–	–
Net cash provided by financing activities	1,591	2,894

Net increase in cash and equivalents	(660)	–

Cash and equivalents at beginning of the period	20,808	–

Cash and equivalents at end of the period	$20,147	$–

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED JULY 31, 2021 AND 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $11,866 as of April 30, 2021 and $14,118 as of July 31, 2021. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $20,147 of cash as of July 31, 2021.

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

As of July 31, 2021 and April 30, 2021 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2021 were no differences between our comprehensive loss and net loss.

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

Note 4 – RELATED PARTY TRANSACTIONS (LOAN FROM DIRECTOR)

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

As of July 31, 2021, our sole director has loaned to the Company $9,565. This loan is unsecured, non-interest bearing and due on demand.

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

There were 4,192,500 shares of common stock issued and outstanding as of July 31, 2021.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended July 31, 2021 & July 31, 2020

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2021 and three months ended July 31, 2020 are summarized as follows:

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
Revenue	$–	$–
General and administrative	2,252	2,894
Total Operating Expenses	$(2,252)	$(2,894)

We have incurred expenses of $2,252 and $2,894 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At July 31, 2021	At April 30, 2021
Current assets	$20,147	$20,808
Current liabilities	10,115	8,524
Working capital	$10,032	$12,284

Our total current assets as of July 31 and April 30, 2021 were $20,147 and $20,808. Our total current liabilities as of July 31, 2021 were $10,115 as compared to total current liabilities $8,524 of as of April 30, 2021. The increase in current liabilities was attributed to director loan and paying company’s expenses mainly professional fees.

Cash Flows from Operating Activities

We used cash of $2,252 and $2,894 for operating activities for three months ended July 31, 2021 and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the three months ended July 31, 2021, net cash from financing activities was $2,252 consisting of director loan;

For the three months ended July 31, 2020, net cash from financing activities was $2,894 consisting of director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Section 1350 Certifications

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eventiko Inc.
Dated: September 3, 2021	By: /s/ Miklos Pal Auer Miklos Pal Auer, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

