Form 10-Q
period 2022-01-31
EVENTIKO INC.
filed 2022-03-01
CIK 1816554

Table of Contents

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

At January 31, 2022, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	January 31, 2022	April 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,886	$20,808
Total Current assets	5,886	20,808

Total Assets	$5,886	$20,808

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$550	$550
Related Party Loans	9,565	7,974
Total Current liabilities	10,115	8,524

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid in Capital	23,731	23,731
Accumulated deficit	(28,379)	(11,866)
Total Stockholders’ Equity	(4,229)	12,284

Total Liabilities and Stockholders’ Equity	$5,886	$20,808

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021	Nine months ended January 31, 2022	Nine months ended January 31, 2021

Revenue	$–	$–	$–	$–

General and administrative expenses	1,992	2,089	16,512	7,132

Total operating expenses	(1,992)	(2,089)	(16,512)	(7,132)

Net income (loss) from operations	$(1,992)	$(2,089)	$(16,512)	$(7,132)

Provisions from Income Taxes	–	–	–	–

NET INCOME (LOSS)	$(1,992)	$(2,089)	$(16,512)	$(7,132)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	3,570,049	4,192,500	3,192,610

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED JANUARY 30, 2021 & 2020

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in January, 2020	143,000	14	2,846	–	24,150

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the period ended July 31, 2021	–	–	–	(2,252)	(2,252)

Balance, July 31, 2021	4,192,500	$419	$23,731	$(14,118)	$10,032

Net loss for the period ended October 31, 2021	–	–	–	(12,269)	(12,269)

Balance, October 31, 2021	4,192,500	$419	$23,731	$(26,387)	$(2,237)

Net loss for the period ended January 31, 2022	–	–	–	(1,992)	(1,992)

Balance, January 31, 2022	4,192,500	$419	$23,731	$(28,379)	$(4,229)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2022	Nine months ended January 31, 2021

Operating Activities
Net income (loss)	$(16,512)	$(7,132)
Adjustments to reconcile net loss to net cash in operating activities
Increase in Accrued Expenses	–	550
Net cash used in operating activities	(16,512)	(6,582)

Financing Activities
Related party loans	1,591	5,835
Proceeds from sale of common stock	–	24,150
Net cash provided by financing activities	1,591	29,658

Net increase in cash and equivalents	(14,921)	23,103

Cash and equivalents at beginning of the period	20,808	–

Cash and equivalents at end of the period	$5,886	$23,103

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED JANUARY 31, 2021 AND 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss during the quarter of $1,992 and accumulated deficit of $28,379 as of January 31, 2022. The Company has not yet completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,886 of cash as of January 31, 2022.

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

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy performance obligation.

As of January 31, 2022 and April 30, 2021 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2022 were no differences between our comprehensive loss and net loss.

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

As of January 31, 2022, our sole director has loaned to the Company $9,565. This loan is unsecured, non-interest bearing and due on demand.

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

Note 7 – INCOME TAXES

As of January 31, 2022 and April 30, 2021, the Company had net operating loss carry forwards of $28,379 and $11,866 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	January 31, 2022	April 30, 2021
Federal income tax benefit attributable to:
Current operations	$418	$2,235
Less: change in valuation allowance	(418)	(2,235)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2022	April 30, 2021

Deferred tax asset attributable to:
Net operating loss carry over	$5,960	$2,492
Less: valuation allowance	(5,960)	(2,492)
Net deferred tax asset	$–	$–

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

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three and Nine months Ended January 31, 2022

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three and nine months ended January 31, 2022 is summarized as follows:

	Three Months Ended January 31, 2022	Nine Months Ended January 31, 2022
Revenue	$–	$–
General and administrative	1,992	16,512
Total Operating Expenses	$(1,992)	$(16,512)

We have incurred expenses of $1,992 and $16,512 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At January 31, 2022	At April 30, 2021
Current assets	$5,886	$20,808
Current liabilities	(10,115)	(8,524)
Working capital	$(4,229)	$12,284

Our total current assets as of January 31, 2022 and April 30, 2021 were $5,886 and $20,808. Our total current liabilities as of January 31, 2022 were $(10,115) as compared to total current liabilities $(8,524) of as of April 30, 2021. The decrease in current liabilities was attributed to issuance of common stock and director loan.

Cash Flows from Operating Activities

We used cash of $(16,512) and $(6,582) for operating activities for Nine months ended January 31, 2022 and 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the Nine months ended January 31, 2022 and 2021, net cash from financing activities was $1,591 consisting of director loan and $29,658 consisting of director loan and issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three and Nine-months periods ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eventiko Inc.
Dated: March 1, 2022	By: /s/ Miklos Pal Auer Miklos Pal Auer, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

