Form 10-K
period 2022-04-30
EVENTIKO INC.
filed 2022-05-27
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2022

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

54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand

+1 (702) 605-4808

eventikoinc@gmail.com

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act: None

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☒ No☐

Class	Outstanding as of April 30, 2022
Common Stock: $0.0001	4,192,500

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on October 31, 2021 was approximately $0. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

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

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located 54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand. Our phone number is +1(702)-605-4808.

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in Thailand, but with plans at a later stage to spread our business to other Asian countries such as: Vietnam, Cambodia etc. Our main source of revenue from operations will be generated from customers paying a fee for our services. Our fee service will be 10-20% from the total price. We will be dedicated to work on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

OUR SERVICES

We will organize fashion events, parties, exhibitions, festivals and ceremonies in Thailand depend on client’s requires. We will plan and manage the events as per the budget, established date, site and event type (like fashion shows, ceremony, party, etc.). Firstly we will discuss all the details with our potential customers. After that we will make researches according to client’s needs and budget. Then will provide the variants depending on the most important aspects in organizing of events. The main aspects are as follows:

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

GOVERNMENT REGULATIONS IN CHINA

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in Thailand.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we do not own any property. We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal place of business is located 54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand; which is provided to us on a rent-free basis by our sole officer and director. Our phone number is +1(702)-605-4808.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of April 30, 2022, there were approximately 35 record owners of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2022 and 2021, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2022, and 2021 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2022 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2021.

Our net loss for the fiscal year ended April 30, 2022 was $20,832 compared to a net loss of $10,643 during the fiscal year ended April 30, 2021. April 30, 2022 and 2021 the Company have not generated any revenue.

The number of shares outstanding was 4,192,500 for the fiscal year ended April 30, 2022 and for the fiscal year ended April 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2022 and 2021

As of April 30, 2022, our total assets were $1,899 consisting of capital raised from issuance of common stock.

As of April 30, 2021, our total assets were $20,808.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended April 30, 2022, net cash flows used in operating activities was $(20,628). Cash flows from operating activities for the fiscal year ended April 30,2021 was $(10,093).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended April 30, 2022, and 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2022, net cash provided by financing activities was $1,720 consisting of director loan. For the fiscal year ended April 30, 2021, net cash from financing activities was $30,901 consisting of stock issuances and director loan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Miklos Pal Auer 54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand	46	President, Secretary, Treasurer and Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Miklos Pal Auer has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on February 19, 2020. He got the Bachelor Degree as the dance pedagogue in 2012. He has worked in different events for the last ten years and during this time has been planning formation and operation of Eventiko Inc. His specific knowledge, qualifications and skills have led to our conclusion that Mr. Auer is a suitable person to develop our business. He has been a freelance artist, dancer and pedagogue for mainly Chinese Events. He had not only performed on stage as an artist or dancer, but he also created performances, staged choreography, and completely organized a wide variety of events in Asian countries.

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Miklos Pal Auer	Treas., Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Miklos Pal Auer was elected as an officer and director on February 19, 2020 and his election became effective on February 19, 2020.

Since Inception on February 19, 2020, Miklos Pal Auer only member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2022, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

During the period from February 19, 2020 (inception) to April 30, 2022, Miklos Pal Auer loaned $9,694 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Zia Masood Kiani & Co. for services for the fiscal year ended April 30, 2021.

On February 22, 2022, the Audit Committee and the Board of Directors of the Company appointed BF Borgers CPA, PC as its new independent registered public accounting firm to audit and review the Company’s financial statements.

Fee Category	Fiscal Year 2021-2022	Fiscal Year 2019
Audit Fees	$3,200	$11,000
Audit-Related Fees
Tax Fees	–	–
All Other Fees	–	–
Total	$3,200	$11,000

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Eventiko Inc. at April 30, 2022 and 2021, and for each of the two fiscal years in the period ended April 30, 2022, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 27, 2022.

EVENTIKO INC.

By:	/s/ Miklos Pal Auer
Miklos Pal Auer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 27, 2022.

Signature	Title

/s/ Miklos Pal Auer	President, Chief Executive Officer, Treasurer, Secretary,
Miklos Pal Auer	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

EVENTIKO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Eventiko Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eventiko Inc. (the “Company”) as of April 30, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

May 27, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eventiko Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eventiko Inc. (“the Company”) as of April 30, 2021, and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended April 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company had an accumulated deficit of $11,866 as of April 30, 2021 and yet to complete its efforts to establish a stabilized source of revenues sufficient to cover its’ operating costs over an extended period of time. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Islamabad, Pakistan

Date: June 23, 2021

EVENTIKO INC.

BALANCE SHEETS (AUDITED)

	April 30, 2022	April 30, 2021
ASSETS

Current Assets
Cash and cash equivalents	$1,899	$20,808
Total Current Assets	1,899	20,808
Total Assets	$1,899	$20,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Related Party Loans	$9,694	$7,974
Accrued Expenses	754	550
Total Current Liabilities	10,448	8,524

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid-in-capital	23,731	23,731
Accumulated deficit	(32,699)	(11,866)
Total Stockholders’ Equity	(8,549)	12,284

Total Liabilities and Stockholders’ Equity	$1,899	$20,808

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF OPERATIONS (AUDITED)

	For the year ended April 30, 2022	For the year ended April 30, 2021

REVENUE	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	20,832	10,643
TOTAL OPERATING EXPENSES	20,832	10,643

NET INCOME (LOSS) FROM OPERATIONS	(20,832)	(10,643)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(20,832)	$(10,643)

NET LOSS PER SHARE; BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE; DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC	4,192,500	4,192,500
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; DILUTED	4,192,500	4,192,500

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

FOR THE YEAR ENDED APRIL 30, 2022 & 2021

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October 2021	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the year ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022 (Audited)	4,192,500	$419	$23,731	$(32,699)	$(8,549)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF CASH FLOWS (AUDITED)

	For the year ended April 30, 2022	For the year ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(20,832)	$(10,643)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in accrued expenses	204	550
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,628)	(10,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	23,850
Related Party Loans	1,720	7,051
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,720	30,901

NET INCREASE IN CASH	(18,908)	20,808
Cash and equivalents at beginning of the year	20,808	–
Cash and equivalents at end of the year	$1,899	$20,808

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2022 and 2021

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive office is located at 54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand. Our phone number is +1(702)-605-4808

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in Thailand, but with plans at a later stage to spread our business to other Asian countries such as: Vietnam, Cambodia etc. We will be dedicated to work on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss during the year of $20,832 and accumulated deficit of $32,699 as of April 30, 2022. The Company has not yet completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position it-self so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,899 of cash as of April 30, 2022.

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

As of April 30, 2022 and April 30, 2021 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

From Inception and as of April 30, 2022, our sole director has loaned to the Company $9,694. This loan is unsecured, non-interest bearing and due on demand.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On February 21, 2020 the Company issued 3,000,000 shares of common stock to a director for services of $300 at $0.0001 per share.

In October 2021, the Company issued 143,000 shares of common stock to 4 shareholders for cash proceeds of $2,860 at $0.02 per share.

In November and December of 2020 and January 2021, the Company issued 1,049,500 shares of common stock to 30 shareholders for cash proceeds of $20,990 at $0.02 per share.

There were 4,192,500 shares of common stock issued and outstanding as of April 30, 2022 and 2021.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – INCOME TAXES

As of April 30, 2022, the Company had net operating loss carry forwards of $32,699 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of April 30, 2021, the Company had net operating loss of $20,832 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2022	April 30, 2021
Federal income tax benefit attributable to:
Current operations	$4,374	$2,235
Less: change in valuation allowance	(4,374)	(2,235)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2022	April 30, 2021

Deferred tax asset attributable to:
Net operating loss carry over	$11,445	$2,492
Less: valuation allowance	(11,445)	(2,492)
Net deferred tax asset	$–	$–

The Company has approximately $32,699 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

