Form 10-Q
period 2022-10-31
EVENTIKO INC.
filed 2022-11-28
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok10230, Thailand

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

At October 31, 2022, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EVENTIKO INC.

BALANCE SHEET

	October 31, 2022	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$26	$1,899
Total Current assets	26	1,899

Total Assets	$26	$1,899

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$550	$754
Related Party Loans	20,371	9,694
Total Current liabilities	20,921	10,448

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding	419	419
Additional paid in Capital	23,731	23,731
Accumulated deficit	(45,045)	(32,699)
Total Stockholders’ Equity	(20,895)	(8,549)

Total Liabilities and Stockholders’ Equity	$26	$1,899

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2022	Three months ended October 31, 2021	Six months ended October 31, 2022	Six months ended October 31, 2021

Revenue	$–	$–	$–	$–

General and administrative expenses	3,236	12,268	12,346	14,520

Total operating expenses	(3,236)	(12,268)	(12,346)	(14,520)

Net income (loss) from operations	$(3,236)	$(12,268)	$(12,346)	$(14,520)
Provisions from Income Taxes	–	–	–	–
NET INCOME (LOSS)	$(3,236)	$(12,268)	$(12,346)	$(14,520)
Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	4,192,500	4,192,500	4,192,500

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED OCTOBER 31, 2022 & 2021

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October, 2021	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	$(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the period ended April 30, 2022	–	–	–	$(20,832)	(20,832)

Balance, April 30, 2022	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the period ended July 31, 2022	–	–	–	$(9,110)	(9,110)

Balance, July 31, 2022	4,192,500	$419	$23,731	$(41,809)	$(17,659)

Net loss for the period ended October 31, 2022	–	–	–	$(3,236)	(3,236)

Balance, October 31, 2022	4,192,500	$419	$23,731	$(45,045)	$(20,895)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended October 31, 2022	Six months ended October 31, 2021
Operating Activities
Net income (loss)	$(12,346)	$(14,520)
Accrued Expenses	(204)	–
Adjustments to reconcile net loss to net cash in operating activities
Net cash used in operating activities	(12,550)	(14,520)

Financing Activities
Related party loans	10,676	1,591
Proceeds from sale of common stock	–	–
Net cash provided by financing activities	10,676	1,591

Net increase in cash and equivalents	(1,873)	(12,929)

Cash and equivalents at beginning of the period	1,899	20,808

Cash and equivalents at end of the period	$26	$7,879

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED OCTOBER 31, 2022 AND 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $45,045 as of October 31, 2022 and $32,699 as of April 30, 2022. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $26 of cash as of October 31, 2022.

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

As of October 31, 2022 and April 30, 2022 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2022 were no differences between our comprehensive loss and net loss.

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

As of October 31, 2022, our sole director has loaned to the Company $20,371. This loan is unsecured, non-interest bearing and due on demand.

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

There were 4,192,500 shares of common stock issued and outstanding as of October 31, 2022.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended October 31, 2022 & October 31, 2021

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended October 31, 2022 and six months ended October 31, 2022 are summarized as follows:

	Three Months Ended October 31, 2022	Six Months Ended October 31, 2022
Revenue	–	–
General and administrative	3,236	12,346
Total Operating Expenses	$(3,236)	$(12,346)

We have incurred expenses of $3,236 and $12,346 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At October 31, 2022	At April 30, 2022
Current assets	$26	$1,899
Current liabilities	(20,921)	(10,448)
Working capital	$(20,895)	$(8,549)

Our total current assets as of October 31, 2022 and April 30, 2022 were 26 and $1,899. Our total current liabilities as of October 31, 2022 were $20,921 as compared to total current liabilities $10,448 of as of April 30, 2022. The increase in current liabilities was attributed to director loan and paying company’s expenses mainly professional fees.

Cash Flows from Operating Activities

We used cash of $12,550 and $14,520 for operating activities for six months ended October 31, 2022 and 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the six months ended October 31, 2022, net cash from financing activities was $10,676 consisting of director loan;

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eventiko Inc.

Dated: November 28, 2022	By: /s/ Miklos Pal Auer Miklos Pal Auer, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

