Form 10-Q
period 2023-01-31
EVENTIKO INC.
filed 2023-03-02
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At January 31, 2023, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EVENTIKO INC.

BALANCE SHEET

	January 31, 2023	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$10,197	$1,899
Total Current assets	10,197	1,899

Fixed Assets
Website Development	11,000	–
Total Fixed Assets	11,000	–
Total Assets	$21,197	$1,899

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$550	$754
Accounts Payable	11,000	–
Related Party Loans	24,039	9,694
Total Current liabilities	35,589	10,448

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding	419	419
Additional paid in Capital	23,731	23,731
Accumulated deficit	(38,541)	(32,699)
Total Stockholders’ Equity	(14,391)	(8,549)

Total Liabilities and Stockholders’ Equity	$21,197	$1,899

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2023	Three months ended January 31, 2022	Nine months ended January 31, 2023	Nine months ended January 31, 2022

Revenue (Organizing events)	$10,250	$–	$10,250	$–

General and administrative expenses	3,747	1,992	16,092	16,512
Total operating expenses	(3,747)	(1,992)	(16,092)	(16,512)

Net income (loss) from operations	$6,503	$(1,992)	$(5,842)	$(16,512)
Provisions from Income Taxes	–	–	–	–
NET INCOME (LOSS)	$6,503	$(1,992)	$(5,842)	$(16,512)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	4,192,500	4,192,500	4,192,500

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED JANUARY 31, 2023 & 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October, 2021	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	$(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the period ended April 30, 2022	–	–	–	$(20,832)	(20,832)

Balance, April 30, 2022	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the period ended July 31, 2022	–	–	–	$(9,110)	(9,110)

Balance, July 31, 2022	4,192,500	$419	$23,731	$(41,809)	$(17,659)

Net loss for the period ended October 31, 2022	–	–	–	$(3,236)	(3,236)

Balance, October 31, 2022	4,192,500	$419	$23,731	$(45,045)	$(20,895)

Net loss for the period ended January 31, 2023	–	–	–	6,503	6,503

Balance, January 31, 2023	4,192,500	$419	$23,731	$(38,541)	$(14,391)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2023	Nine months ended January 31, 2022
Operating Activities
Net income (loss)	$(5,842)	$(16,512)
Accrued Expenses	(204)	–
Accounts Payable	11,000	–
Adjustments to reconcile net loss to net cash in operating activities
Net cash used in operating activities	4,954	(16,512)

Investing Activities
Website Development	(11,000)	–
Net cash used in investing activities	(11,000)	–

Financing Activities
Related party loans	14,344	1,591
Proceeds from sale of common stock	–	–
Net cash provided by financing activities	14,344	1,591

Net increase in cash and equivalents	8,298	(14,921)

Cash and equivalents at beginning of the period	1,899	20,808

Cash and equivalents at end of the period	$10,197	$5,886

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED JANUARY 31, 2023 AND 2022

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

Eventiko Inc. entered into Website Development Agreement for the development of ready website on November 01, 2022. The Website was developed on December 01, 2022. The Website advertises all company services for individuals or companies interested in organizing different kind of events. By the help of our website we began taking orders from the customers and generating the Companies first revenues. The Company has organized the events for five clients already and have several more in the pipeline. Additionally we have entered into Event Cooperation Agreement with Gold-FX Investment. CO, LTD where Eventiko Inc. would provide event organizational and promotion services to the Client. Our marketing and sales activities are very active. Based on the forgoing information, we believe that we are no longer a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

As of February 22, 2023 Eventiko Inc. is a non-shell company.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $38,541 as of January 31, 2023 and $32,699 as of April 30, 2022. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,197 of cash as of January 31, 2023.

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

During the nine months ended January 31, 2023, we generated total revenue of $10,250. The Company’s revenue generated from event organizing services.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of January 31, 2023, our sole director has loaned to the Company $24,039. This loan is unsecured, non-interest bearing and due on demand.

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

There were 4,192,500 shares of common stock issued and outstanding as of January 31, 2023.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide his own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended January 31, 2023 & January 31, 2022

Eventiko Inc. entered into Website Development Agreement for the development of ready website on November 01, 2022. The Website was developed on December 01, 2022. The Website advertises all company services for individuals or companies interested in organizing different kind of events. By the help of our website we began taking orders from the customers and generating the Companies first revenues. The Company has organized the events for five clients already and have several more in the pipeline. Additionally we have entered into Event Cooperation Agreement with Gold-FX Investment. CO, LTD where Eventiko Inc. would provide event organizational and promotion services to the Client. Our marketing and sales activities are very active. Based on the forgoing information, we believe that we are no longer a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

As of February 22, 2023 Eventiko Inc. is a non-shell company.

Revenue

During the Three and Nine months ended January 31, 2023, we have generated $10,250 revenue from organizing events services.

Operating Expenses

Our operating expenses for the three months ended January 31, 2023 and nine months ended January 31, 2023 are summarized as follows:

	Three Months Ended January 31, 2023	Nine Months Ended January 31, 2023
Revenue	–	–
General and administrative	3,747	16,092
Total Operating Expenses	$(3,747)	$(16,092)

We have incurred expenses of $3,747 and $16,092 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At January 31, 2023	At April 30, 2022
Current assets	$21,197	$1,899
Current liabilities	(35,589)	(10,448)
Working capital	$(14,391)	$(8,549)

Our total current assets as of January 31, 2023 and April 30, 2022 were 21,197 and $1,899. Our total current liabilities as of January 31, 2023 were $35,589 as compared to total current liabilities $10,448 of as of April 30, 2022. The increase in current liabilities was attributed to director loan and paying company’s expenses mainly professional fees.

Cash Flows from Operating Activities

We used cash of $4,954 and $16,512 for operating activities for nine months ended January 31, 2023 and 2022.

Cash Flows from Investing Activities

For the nine months ended January 31, 2023, net cash from investing activities was $11,000

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the nine months ended January 31, 2023, net cash from financing activities was $14,344 consisting of director loan;

For the nine months ended January 31, 2022, net cash from financing activities was $1,591 consisting of director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eventiko Inc.

Dated: March 02, 2023	By: /s/ Miklos Pal Auer Miklos Pal Auer, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

