Form 10-K
period 2023-04-30
EVENTIKO INC.
filed 2023-06-07
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2023

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☒ No☐

Class	Outstanding as of April 30, 2023
Common Stock: $0.0001	4,192,500

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on October 31, 2022 was approximately $0. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

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

GOVERNMENT REGULATIONS IN THAILAND

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

Registered Holders of our Common Stock

As of April 30, 2023, there were approximately 35 record owners of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2023 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2023, and 2022 the Company did not repurchase any shares of its Common Stock.

Stock Transfer Agent

Our stock transfer agent is Justeene Blankenship, Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, (801) 274-1088 voice, (801) 274-1099 fax, jb@actionstocktransfer.com, www.actionstocktransfer.com.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate significant revenue even if we raised all necessary funds.

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2023 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2022.

Our net loss for the fiscal year ended April 30, 2023 was $9,936 compared to a net loss of $20,832 during the fiscal year ended April 30, 2022. In April 30, 2023 we generated total revenue of $11,350 and in April 30, 2022 the Company have not generated any revenue.

The number of shares outstanding was 4,192,500 for the fiscal year ended April 30, 2023 and for the fiscal year ended April 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2023 and 2022

As of April 30, 2023, our total assets were $16,530 consists of purchased website and cash generated from revenue.

As of April 30, 2022, our total assets were $1,899.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the fiscal year ended April 30, 2023, net cash flows used in operating activities was $286. Cash flows from operating activities for the fiscal year ended April 30,2022 was $(20,628).

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities for the fiscal year ended April 30, 2023, net cash flows used in investing activities was $11,000. We have not generated cash flows from investing activities for the fiscal year ended April 30, 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2023, net cash provided by financing activities was $14,344 consisting of director loan. For the fiscal year ended April 30, 2022, net cash from financing activities was $1,720 consisting of stock issuances and director loan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Miklos Pal Auer 54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand	47	President, Secretary, Treasurer and Director

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Miklos Pal Auer	Treas., Sec.	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2023, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

During the period from February 19, 2020 (inception) to April 30, 2023, Miklos Pal Auer loaned $24,039 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit BF Borgers CPA, PC, Independent registered public accountants for services for the fiscal years 2023 and 2022, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$13,171	$3,200
Audit-Related Fees
Tax Fees	–	–
All Other Fees	–	–
Total	$13,171	$3,200

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Eventiko Inc. at April 30, 2023 and 2022, and for each of the two fiscal years in the period ended April 30, 2023, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 07, 2023.

EVENTIKO INC.

By:	/s/ Miklos Pal Auer
Miklos Pal Auer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 07, 2023.

Signature	Title

/s/ Miklos Pal Auer	President, Chief Executive Officer, Treasurer, Secretary,
Miklos Pal Auer	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

EVENTIKO INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Eventiko Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eventiko Inc. as of April 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

June 7, 2023

EVENTIKO INC.

BALANCE SHEETS

	April 30, 2023	April 30, 2022
ASSETS

Current Assets
Cash and cash equivalents	$5,530	$1,899
Total Current Assets	5,530	1,899

Fixed Assets
Website Development	11,000	–
Total Fixed Assets	11,000	–
Total Assets	$16,530	$1,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Related Party Loans	$24,039	$9,694
Accrued Expenses	(24)	754
Accounts Payable	11,000	–
Total Current Liabilities	35,015	10,448

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid-in-capital	23,731	23,731
Accumulated deficit	(42,635)	(32,699)
Total Stockholders’ Equity	(18,485)	(8,549)

Total Liabilities and Stockholders’ Equity	$16,530	$1,899

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2023	For the year ended April 30, 2022

REVENUE (Organizing events)	$11,350	$–

OPERATING EXPENSES
General and Administrative Expenses	21,286	20,832
TOTAL OPERATING EXPENSES	21,286	20,832

NET INCOME (LOSS) FROM OPERATIONS	(9,936)	(20,832)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(9,936)	$(20,832)

NET LOSS PER SHARE; BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE; DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC	4,192,500	4,192,500
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; DILUTED	4,192,500	4,192,500

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED APRIL 30, 2023 & 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October 2021	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$(12,284)

Net loss for the year ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022 (Audited)	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the year ended April 30, 2023	–	–	–	(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2023	For the year ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(9,936)	$(20,832)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in accrued expenses	(778)	204
Accounts Payable	11,000	–
CASH FLOWS USED IN OPERATING ACTIVITIES	286	(20,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development	(11,000)	–
CASH FLOWS USED IN INVESTING ACTIVITIES	(11,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Related Party Loans	14,344	1,720
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,344	1,720

NET INCREASE IN CASH	3,630	(18,908)
Cash and equivalents at beginning of the year	1,899	20,808
Cash and equivalents at end of the year	$5,530	$1,899

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2023 and 2022

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive office is located at 54/27 Nawamin Rd, Nuanchan, Bueng Kum, Bangkok 10230, Thailand. Our phone number is +1(702) 605-4808

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in Thailand, but with plans at a later stage to spread our business to other Asian countries such as: Vietnam, Cambodia etc. We will be dedicated to work on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss during the year of $9,936 and accumulated deficit of $42,635 as of April 30, 2023. The Company has not yet completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,530 of cash as of April 30, 2023.

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

During the year ended April 30, 2023, we generated total revenue of $11,350 from organizing event services: birthday parties, corporate and private events.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

From Inception and as of April 30, 2023, our sole director has loaned to the Company $24,039. This loan is unsecured, non-interest bearing and due on demand.

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

There were 4,192,500 shares of common stock issued and outstanding as of April 30, 2023 and 2022.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Miklos Pal Auer, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – INCOME TAXES

As of April 30, 2023, the Company had net operating loss carry forwards of $42,635 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of April 30, 2022, the Company had net operating loss of $32,699 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2023	April 30, 2022
Federal income tax benefit attributable to:
Current operations	$2,087	$4,374
Less: change in valuation allowance	(2,087)	(4,374)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2023	April 30, 2022

Deferred tax asset attributable to:
Net operating loss carry over	$14,922	$11,445
Less: valuation allowance	(14,922)	(11,445)
Net deferred tax asset	$–	$–

The Company has approximately $42,635 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

