Form 10-Q
period 2023-07-31
EVENTIKO INC.
filed 2023-09-19
CIK 1816554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

1445 Woodmont Ln NW #2639 Atlanta, GA 30318

404-549-4542

eventikoinc@zohomail.com

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

At July 31, 2023, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	July 31, 2022	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$5,530
Total Current assets	–	5,530

Fixed Assets	–	11,000

Total Assets	$–	$16,530

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$750	$11,000
Accrued Expenses	–	(24)
Related Party Loans	–	24,039
Total Current liabilities	750	35,015

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid in capital	42,216	23,731
Accumulated deficit	(43,385)	(42,635)
Total Stockholders’ Equity	(750)	(18,485)

Total Liabilities and Stockholders’ Equity	$–	$16,530

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022

Revenue	$–	$–

General and administrative expenses	750	9,110

Total operating expenses	750	9,110

Net income (loss) from operations	$(750)	$(9,110)
Provisions from Income Taxes	–	–
NET INCOME (LOSS)	$(750)	$(9,110)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	4,192,500

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED JULY 31, 2023 & 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300

Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October, 2021	143,000	14	2,846	–	2,860

Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990

Net loss for the year ended April 30, 2021	–	–	–	$(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the period ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the period ended April 30, 2023	–	–	–	(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

Gain on Related Party Forgiveness of Debt			18,485		18,485
Net loss for the period ended July 31, 2023	–	–		(750)	(750)

Balance, July 31, 2023	4,192,500	$419	$42,216	$(43,385)	$(750)

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Operating Activities
Net income (loss)	$(750)	$(9,110)
Accounts Payable / Accrued Expenses	(10,226)	(203)
Fixed Assets	11,000	–
Increase in bank overdraft	–	42
Net cash used in operating activities	24	(9,271)

Financing Activities
Related party loans	(24,039)	7,372
Proceeds from sale of common stock	–	–
Add’l Paid in Capital	18,485	–
Net cash provided by financing activities	(5,554)	7,372

Net increase in cash and equivalents	(5,530)	(1,899)

Cash and equivalents at beginning of the period	5,530	1,899

Cash and equivalents at end of the period	$–	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED JULY 31, 2023 AND 2022

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2022 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located at 1445 Woodmont Ln NW #2639 Atlanta, GA 30318.

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in Thailand, but with plans at a later stage to spread our business to other Asian countries such as: Vietnam, Cambodia etc. Our main source of revenue from operations will be generated from customers paying a fee for our services. Our fee service will be 10-20% from the total price. We will be dedicated to working on clients event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $43,385 as of July 31, 2023 and $42,635 as of April 30, 2023. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $NIL of cash as of July 31, 2023.

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

As of July 31, 2023 and April 30, 2023 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2023 were no differences between our comprehensive loss and net loss.

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

As of July 31, 2023, our sole director has loaned to the Company $NIL. The previous loan has been transferred to Additional Paid in Capital.

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

There were 4,192,500 shares of common stock issued and outstanding as of July 31, 2023.

Note 6 – COMMITMENTS AND CONTINGENCIES

N/A

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended July 31, 2023 & July 31, 2022

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2023 and three months ended July 31, 2022 are summarized as follows:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Revenue	$–	$–
General and administrative	750	9,110
Total Operating Expenses	$(750)	$(9,110)

We have incurred expenses of $2,252 and $2,894 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At July 31, 2023	At April 30, 2023
Current assets	$–	$5,530
Current liabilities	(750)	(35,015)
Working capital	$(750)	$(18,485)

Our total current assets as of July 31, 2023 and April 30, 2023 were $Nil and $5,530. Our total current liabilities as of July 31, 2023 were $(750) as compared to total current liabilities $(35,015) of as of April 30, 2022. The decrease in current liabilities was attributed to director loan and paying company’s expenses being moved to Additional Paid in Capital when the company transferred ownership.

Cash Flows from Operating Activities

We used cash of $(5,530) and $(9,314) for operating activities for three months ended July 31, 2023 and 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the three months ended July 31, 2022, net cash from financing activities was $7,372 consisting of director loan;

For the three months ended July 31, 2023, net cash from financing activities was $18,845 consisting of director loan being moved to Additional Paid in Capital.

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

Eventiko Inc.

Dated: September 19, 2023	By: /s/ Wei Zhong Wei Zhong, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

