Form 10-Q
period 2023-10-31
EVENTIKO INC.
filed 2023-11-28
CIK 1816554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

At October 31, 2023, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	October 31, 2023	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$5,530
Fixed Assets	–	11,000
Total Current assets	–	16,530

Total Assets	$–	$16,530

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$750	$11,000
Accrued Expenses	–	(24)
Related Party Loans	4,830	24,039
Total Current liabilities	5,580	35,015

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid in capital	42,216	23,731
Accumulated deficit	(48,215)	(42,635)
Total Stockholders’ Equity	(5,580)	(18,485)

Total Liabilities and Stockholders’ Equity	$–	$16,530

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022

Revenue	$–	$–	–	–

General and administrative expenses	4,830	3,236	5,580	12,346

Total operating expenses	4,830	3,236	5,580	12,346

Net income (loss) from operations	$(4,830)	$(3,236)	(5,580)	(12,346)
Provisions from Income Taxes	–	–	–	–
NET INCOME (LOSS)	$(4,830)	$(3,236)	$(5,580)	(12,346)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	4,192,500	4,192,500	4,192,500

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED OCTOBER 31, 2023 & 2022

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, February 19, 2020	–	$–	$–	$–	$–

Shares issued for services at $0.0001 per share	3,000,000	300	–	–	300
Net loss for the year ended April 30, 2020	–	–	–	(1,223)	(1,223)

Balance, April 30, 2020 (Audited)	3,000,000	$300	$–	$(1,223)	$(923)

Shares issued for cash at $0.02 per share in October, 2021	143,000	14	2,846	–	2,860
Shares issued for cash at $0.02 per share in January, 2021	1,049,500	105	20,885	–	20,990
Net loss for the year ended April 30, 2021	–	–	–	$(10,643)	(10,643)

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$12,284

Net loss for the period ended April 30, 2022	–	–	–	$(20,832)	(20,832)

Balance, April 30, 2022	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the period ended April 30, 2023	–	–	–	$(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

Gain on Related Party Forgiveness of Debt	–	–	18,485	–	18,485
Net loss for the period ended July 31, 2023	–	–	–	$(750)	(750)

Balance, July 31, 2023	4,192,500	$419	$42,216	$(43,385)	$(750)

Net loss for the period ended October 31, 2023	–	–	–	$(4,830)	(4,830)

Balance, October 31, 2023	4,192,500	$419	$42,216	$(48,215)	$(5,580)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022
Operating Activities
Net income (loss)	$(5,580)	$(12,346)
Accounts Payable / Accrued Expenses	(10,226)	(204)
Fixed Assets	11,000	–
Net cash used in operating activities	(4,806)	(12,550)

Financing Activities
Related party loans	(19,209)	10,676
Proceeds from sale of common stock	–	–
Add’l Paid in Capital	18,485	–
Net cash provided by financing activities	(724)	10,676

Net increase in cash and equivalents	(5,530)	(1,873)

Cash and equivalents at beginning of the period	5,530	1,899

Cash and equivalents at end of the period	$–	$26

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED OCTOBER 31, 2023 AND 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $48,215 as of October 31, 2023 and $42,635 as of April 30, 2023. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $NIL of cash as of October 31, 2023.

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

As of October 31, 2023 and April 30, 2023 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2023 were no differences between our comprehensive loss and net loss.

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

As of October 31, 2023, our sole director has loaned to the Company $4,830. The previous loan has been transferred to Additional Paid in Capital.

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

There were 4,192,500 shares of common stock issued and outstanding as of October 31, 2023.

Note 6 – COMMITMENTS AND CONTINGENCIES

N/A

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended October 31, 2023 & October 31, 2022

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended October 31, 2023 and three months ended October 31, 2022 are summarized as follows:

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022
Revenue	–	–
General and administrative	4,830	3,236
Total Operating Expenses	$(4,830)	$(3,236)

We have incurred expenses of $4,830 and $NIL for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At October 31, 2023	At April 30, 2023
Current assets	$–	$5,530
Current liabilities	(5,580)	(35,015)
Working capital	$(5,580)	$(18,485)

Our total current assets as of October 31, 2023 and April 30, 2023 were $Nil and $5,530. Our total current liabilities as of October 31, 2023 were $(5,580) as compared to total current liabilities $(35,015) of as of April 30, 2022. The decrease in current liabilities was attributed to director loan and paying company’s expenses being moved to Additional Paid in Capital when the company transferred ownership.

Cash Flows from Operating Activities

We used cash of $(0) and $(3,236) for operating activities for October months ended July 31, 2023 and 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the three months ended October 31, 2022, net cash from financing activities was $7,372 consisting of director loan;

For the three months ended October 31, 2023, net cash from financing activities was 4,830 and the $18,845 consisting of previous director loan being moved to Additional Paid in Capital.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Eventiko Inc.

Dated: November 28, 2023	By: /s/ Wei Zhong Wei Zhong, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

