Form 10-K
period 2024-04-30
EVENTIKO INC.
filed 2024-07-26
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2024

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

1445 Woodmont Ln NW, #2639 Atlanta, GA 30318

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

Yes ☒ No☐

Class	Outstanding as of April 30, 2024
Common Stock: $0.0001	4,192,500

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

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318. Our phone number is 404-549-4542.

On 6th March 2024, Eventiko Inc (the “Company”) announced the beta launch of AiHire, its entry into the online recruitment software space. AiHire’s website is located at www.Aihire-company.com.

The Company’s new management team hopes to leverage on the growing recruitment market and the rising demand for hiring services with the launch of AiHire. With AiHire, prospective recruiters can control the hiring process from a single dashboard. Services such as applicant tracking, jobs and teams, management, interview scheduling, candidate hiring can be accessed. AiHire incorporates Artificial Intelligence technology, and takes advantage of machine learning and natural language processing to assist recruiters in the hiring and onboarding processes.

The Company hopes that the launch of AiHire will allow it to gain market share in the growing online recruitment space.

OUR SERVICES

The Company’s new management team hopes to leverage on the growing recruitment market and the rising demand for hiring services with the launch of AiHire. With AiHire, prospective recruiters can control the hiring process from a single dashboard. Services such as applicant tracking, jobs and teams, management, interview scheduling, candidate hiring can be accessed. AiHire incorporates Artificial Intelligence technology and takes advantage of machine learning and natural language processing to assist recruiters in the hiring and onboarding processes.

EMPLOYEES

We have no employees other than our sole officer and director, Yap Chin Liang.

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

Item 1.C. Cybersecurity

None

Item 2. Properties.

Currently we do not own any property. We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal place of business is located 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318; which is provided to us on a rent-free basis by our sole officer and director. Our phone number is 404-549-4542.

4

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of April 30, 2024, there were approximately 35 record owners of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2024 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2024, and 2024 the Company did not repurchase any shares of its Common Stock.

Stock Transfer Agent

Our stock transfer agent is George Johnson, Securities Stock Transfer, 2901 Dallas Parkway #380, Plano, TX 75093, 469.633.0101 www.stctransfer.com

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

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2024 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2023.

Our net loss for the fiscal year ended April 30, 2024 was $14,260 compared to a net loss of $9,936 during the fiscal year ended April 30, 2023. In April 30, 2024 we generated total revenue of $0 and in April 30, 2023, we generated total revenue of $11,350.

The number of shares outstanding was 4,192,500 for the fiscal year ended April 30, 2024 and for the fiscal year ended April 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2024 and 2023

As of April 30, 2024, our total assets were $NIL due to the change of control.

As of April 30, 2023, our total assets were $16,530 consists of purchased website and cash generated from revenue.

Cash Flows from Operating Activities

We generated a negative cash flow from operating activities for the fiscal year ending April 30, 2024, net cash flow was ($14,260) We have generated positive cash flows from operating activities for the fiscal year ended April 30, 2023, net cash flows used in operating activities was $286.

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities for the fiscal year ended April 30, 2024, net cash flows used in investing activities was $18,485. We have not generated positive cash flows from investing activities for the fiscal year ended April 30, 2023, net cash flows used in investing activities was $11,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2024, net cash provided by financing activities was $14,260 consisting of director loan. For the fiscal year ended April 30, 2023, net cash provided by financing activities was $14,344 consisting of director loan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Yap Chin Liang 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318	46	President, Secretary, Treasurer and Director
Thaw Tran 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318	38	Director
Eduardo A Lopez 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318	39	Director

The person named above has held his offices/positions since March 4, 2024 of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Chief Executive Officer and Director – Yap Chin Liang

Mr. Yap, 46 years old, most recently served as Operations Director at Suria Software Ltd before leaving in 2020 to open his own consulting firm. Mr Yap obtained his Bachelor’s degree in Business Studies from Darul Terengganu Universiti.

Director – Thaw Tran

Mr. Tran, 38 years old, will serve as a member of the Company’s Board of Directors. Mr Tran is a senior full-stack engineer at Australian car-sharing application UberCarShare.com. Prior to working at UberCarShare.com, Mr Tran was employed as senior full-stack engineer at SaaS company Designfiles and freelance development portal Glolent. Mr Tran is also the sole founder of digital marketing tool Tagon, and has extensive experience with database technologies MySQL, PostgreSQL and MongoDB, as well as multiple current programming languages including Python. Mr Tran was educated at the Hanoi

University of Technology.

Director – Eduardo A Lopez

Mr. Lopez, 39 years old, will serve as a member of the Company’s Board of Directors. Mr Lopez is Software Development Team Leader at website design and development company Creativ Digital. Prior to this appointment, Mr Lopez served as Operations Head at software services company Ibial Ltd, concurrently serving as Senior Developer. He also served as Chief Information Officer at marketing firm Naxum, and as Lead PHP Developer at Siggway Higgs Group. Mr Lopez has extensive experience with both the operational and administration aspects of Technology businesses, and is well-versed with languages such as PHP / Java / Perl / Python / MYSQL / MSSQL / DB2. He obtained his college education at the Systems Technology Institute in Cebu City

Delinquent Section 16(a) Reports

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Yap Chin Ling(2)	CEO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Miklos Pal Auer (1)	Treas., Sec.	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Miklos Pal Auer was elected as an officer and director on February 19, 2020 and his election became effective on February 19, 2020.

Since Inception on February 19, 2020, Miklos Pal Auer only member of our Board of Director was not compensated for his services.

(2) Mr. Yap Chin Ling was elected as an officer and director on March 4, 2024 and his election became effective on March 4, 2024.

Since March 4, 2024, Yap Chin Ling only member of our Board of Director was not compensated for his services.

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

Yap Chin Liang, President, CEO, Treasurer, Secretary and Chairman of the Board.	3,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Yap Chin Liang, President, CEO, Treasurer, Secretary and Chairman of the Board.	72%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On February 21, 2020, we offered and sold 3,000,000 shares of common stock to Miklos Pal Auer, our sole officer and director, at a purchase price of $0.0001 per share, for aggregate proceeds of $300.

During the period from February 19, 2020 (inception) to April 30, 2023, Miklos Pal Auer loaned $24,039 to the Company. This loan is non-interest bearing, due upon demand and unsecured. Upon transfer of control to Yap Chin Ling, this loan was converted into Additional Paid in Capital.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit BF Borgers CPA, PC, Independent registered public accountants for services for the fiscal years 2024 and 2023, respectively.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$14,000	$13,171
Audit-Related Fees
Tax Fees	–	–
All Other Fees	–	–
Total	$14,000	$13,171

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Eventiko Inc. at April 30, 2024 and 2023, and for each of the two fiscal years in the period ended April 30, 2024, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2024.

EVENTIKO INC.

By:	/s/ Yap Chin Liang
Yap Chin Liang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 26, 2024.

Signature	Title

/s/ Yap Chin Liang	President, Chief Executive Officer, Treasurer, Secretary,
Yap Chin Liang	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

EVENTIKO INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

EVENTIKO, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eventiko, Inc (the ‘Company’) as of April 30, 2024, and 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years ended April 30, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended April 30, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(56,895), net loss of $(14,260) and a negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

July 24, 2024

EVENTIKO INC.

BALANCE SHEETS

	April 30, 2024	April 30, 2023
ASSETS

Current Assets
Cash and cash equivalents	$–	$5,530
Total Current Assets	–	5,530

Fixed Assets
Website Development	–	11,000
Total Fixed Assets	–	11,000
Total Assets	$–	$16,530

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Liabilities
Current Liabilities
Related Party Loans	$14,260	$24,039
Accrued Expenses	–	(24)
Accounts Payable	–	11,000
Total Current Liabilities	14,260	35,015

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding as of April 30, 2024 and 2023 respectively:	419	419
Additional paid-in-capital	42,216	23,731
Accumulated deficit	(56,895)	(42,635)
Total Stockholders’ Deficit	(14,260)	(18,485)

Total Liabilities and Stockholders’ Equity / (Deficit)	$–	$16,530

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2024	For the year ended April 30, 2023

REVENUE (Organizing events)	$–	$11,350

OPERATING EXPENSES
General and Administrative Expenses	14,260	21,286
TOTAL OPERATING EXPENSES	14,260	21,286

NET INCOME (LOSS) FROM OPERATIONS	(14,260)	(9,936)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(14,260)	$(9,936)

NET LOSS PER SHARE; BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE; DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC	4,192,500	4,192,500
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; DILUTED	4,192,500	4,192,500

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED APRIL 30, 2024 & 2023

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$(12,284)

Net loss for the year ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022 (Audited)	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the year ended April 30, 2023	–	–	–	(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

Adjustments to additional paid-in capital	–	–	18,485	–	18,485

Net loss for the year ended April 30, 2024	–	–	–	(14,260)	(14,260)

Balance, April 30, 2024	4,192,500	$419	$42,216	$(56,895)	$(14,260)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2024	For the year ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(14,260)	$(9,936)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in accrued expenses	24	(778)
Accounts Payable	11,000	11,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,236)	286

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development	(11,000)	(11,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(11,000)	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital	18,485	–
Related Party Loans	(9,779)	14,344
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,706	14,344

NET INCREASE IN CASH	(5,530)	3,630
Cash and equivalents at beginning of the year	5,530	1,899
Cash and equivalents at end of the year	$–	$5,530

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 and 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2020 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive office is located at 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318. Our phone number is 404-549-4542

Eventiko Inc.’s new management team hopes to leverage on the growing recruitment market and the rising demand for hiring services with the launch of AiHire. With AiHire, prospective recruiters can control the hiring process from a single dashboard. Services such as applicant tracking, jobs and teams’ management, interview scheduling, candidate hiring can be accessed. AiHire incorporates Artificial Intelligence technology and takes advantage of machine learning and natural language processing to assist recruiters in the hiring and onboarding processes.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss during the year of $14,260 and accumulated deficit of $56,895 as of April 30, 2024. The Company has not yet completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $Nil of cash as of April 30, 2024.

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

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures”\" establishes a six-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into six levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

During the year ended April 30, 2024, we generated total revenue of $Nil due to the change of control.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

From Inception and as of April 30, 2024, our sole director has loaned to the Company $14,260. This loan is unsecured, non-interest bearing and due on demand.

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

There were 4,192,500 shares of common stock issued and outstanding as of April 30, 2024 and 2023.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Yap Chin Liang, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – INCOME TAXES

As of April 30, 2024, the Company had net operating loss carry forwards of $56,895 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of April 30, 2023, the Company had net operating loss of $42,635 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2024	April 30, 2023
Federal income tax benefit attributable to:
Current operations	$–	$2,087
Less: change in valuation allowance	–	(2,087)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2024	April 30, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$14,260	$14,922
Less: valuation allowance	(14,260)	(14,922)
Net deferred tax asset	$–	$–

The Company has approximately $56,895 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

