Form 10-Q
period 2024-07-31
EVENTIKO INC.
filed 2024-09-11
CIK 1816554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

At July 31, 2024, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	July 31, 2024	April 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current assets	–	–

Fixed Assets	–	–

Total Assets	$–	$–

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Accounts Payable	$–	$–
Accrued Expenses	–	–
Related Party Loans	12,694	14,260
Total Current liabilities	12,694	14,260

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid in capital	56,476	42,216
Accumulated deficit	(69,589)	(56,895)
Total Stockholders’ Equity	(12,694)	(14,260)

Total Liabilities and Stockholders’ Deficit	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023

Revenue	$–	$–

General and administrative expenses	12,694	750

Total operating expenses	12,694	750

Net income (loss) from operations	(12,694)	(750)
Provisions from Income Taxes	–	–
NET INCOME (LOSS)	$(12,694)	$(750)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	4,192,500

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED JULY 31, 2024 & 2023

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$(12,284)

Net loss for the year ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022 (Audited)	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the year ended April 30, 2023	–	–	–	(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

Adjustment to Additional Paid-in Capital	–	–	32,745	–	32,745
Net loss for the year ended April 30, 2024	–	–	–	(14,260)	(14,260)

Balance, April 30, 2024	4,192,500	$419	$42,216	$(56,895)	$(14,260)

Adjustment to Additional Paid-in Capital	–	–	14,260	–	14,260
Net loss for the period ended July 31, 2024	–	–	–	(12,694)	(12,694)

Balance, July 31, 2024	4,192,500	$419	$56,476	$(69,589)	$(12,694)

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Operating Activities
Net income (loss)	$(12,694)	$(750)
Accounts Payable / Accrued Expenses	–	(10,226)
Fixed Assets	–	11,000
Increase in bank overdraft	–	–
Net cash used in operating activities	(12,694)	24

Financing Activities
Related party loans	(1,566)	(24,039)
Proceeds from sale of common stock	–	–
Add’l Paid in Capital	14,260	18,485
Net cash provided by financing activities	12,694	(5,554)

Net increase in cash and equivalents	–	(5,530)

Cash and equivalents at beginning of the period	–	5,530

Cash and equivalents at end of the period	$–	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED JULY 31, 2024, AND 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

We were incorporated in the State of Nevada on February 19, 2022 (Inception). We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our principal executive offices are located at 1445 Woodmont Ln NW #2639 Atlanta, GA 30318.

Eventiko Inc. will organize fashion events, parties, exhibitions, festivals and ceremonies initially in Thailand, but with plans at a later stage to spread our business to other Asian countries such as: Vietnam, Cambodia etc. Our main source of revenue from operations will be generated from customers paying a fee for our services. Our fee service will be 10-20% from the total price. We will be dedicated to working on client’s event from conception through to final delivery. We will work with each and every client to develop a concept that provides a holistic solution for his needs, focusing on time management, target audience, budget and his overall vision.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $69,589 as of July 31, 2024 and $56,895 as of April 30, 2024. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $NIL of cash as of July 31, 2024.

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

As of July 31, 2024 and April 30, 2024 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of July 31, 2024, our sole director has loaned to the Company $12,694. The previous loan has been transferred to Additional Paid in Capital.

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

There were 4,192,500 shares of common stock issued and outstanding as of July 31, 2024.

Note 6 – COMMITMENTS AND CONTINGENCIES

N/A

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations after July 31, 2024, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended July 31, 2024 & July 31, 2023

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2024 and three months ended July 31, 2023 are summarized as follows:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Revenue	$–	$–
General and administrative	12,694	750
Total Operating Expenses	$(12,694)	$(750)

We have incurred expenses of $12,694 for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At July 31, 2024	At April 30, 2024
Current assets	$–	$–
Current liabilities	(12,694)	(14,260)
Working capital	$(12,694)	$(14,260)

Our total current assets as of July 31, 2024 and April 30, 2024 were $Nil. Our total current liabilities as of July 31, 2024 were $(12,694) as compared to total current liabilities $(14,260) of as of April 30, 2024 The decrease in current liabilities was attributed to director loan and paying company’s expenses being moved to Additional Paid in Capital when the company transferred ownership.

Cash Flows from Operating Activities

We used cash of $(12,694) and $(5,530) for operating activities for three months ended July 31, 2024 and 2023.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the three months ended July 31, 2023, net cash from financing activities was $5,554consisting of director loan;

For the three months ended July 31, 2024, net cash from financing activities was $12,694 consisting of director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three-months ended July 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Section 1350 Certifications
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eventiko Inc.

Dated: September 11, 2024	By: /s/ Yap Chin Liang Yap Chin Liang, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

