Form 10-Q
period 2025-01-31
EVENTIKO INC.
filed 2025-03-06
CIK 1816554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

At January 31, 2025, the number of shares of the Registrant’s common stock outstanding was 4,192,500.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVENTIKO INC.

BALANCE SHEET

	January 31, 2025	April 30, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current assets	–	–

Fixed Assets
Website Development	–	–
Total Fixed Assets	–	–

Total Assets	$–	$–

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$–	$–
Accrued Expenses	–	–
Related Party Loans	19,723	14,260
Total Current liabilities	19,723	14,260

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding;	419	419
Additional paid in Capital	56,476	42,216
Accumulated deficit	(76,618)	(56,895)
Total Stockholders’ Equity	(19,723)	(14,260)

Total Liabilities and Stockholders’ Equity	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2025	Three months ended January 31, 2024	Nine months ended January 31, 2025	Nine months ended January 31, 2024

Revenue	$–	$–	$–	$–

General and administrative expenses	4,129	4,729	19,723	10,309

Total operating expenses	4,129	4,729	19,723	10,309

Net income (loss) from operations	(4,129)	(4,729)	(19,723)	(10,309)

Provisions from Income Taxes	–	–	–	–

NET INCOME (LOSS)	$(4,129)	$(4,729	$(19,723)	$(10,309)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,192,500	4,192,500	4,192,500	4,192,500

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE QUARTER ENDED JANUARY 31, 2025 & 2024

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$(12,284)

Net loss for the year ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022 (Audited)	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the year ended April 30, 2023	–	–	–	(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

Adjustment to Additional Paid-in Capital	–	–	32,745	–	32,745
Net loss for the year ended April 30, 2024	–	–	–	(14,260)	(14,260)

Balance, April 30, 2024	4,192,500	$419	$42,216	$(56,895)	$(14,260)

Adjustment to Additional Paid-in Capital	–	–	14,260	–	14,260
Net loss for the period ended July 31, 2024	–	–	–	(12,694)	(12,694)

Balance, July 31, 2024	4,192,500	$419	$56,476	$(69,589)	$(12,694)

Adjustment to Additional Paid-in Capital	–	–	–	–	–
Net loss for the period ended October 31, 2024	–	–	–	(2,900)	(2,900)

Balance, October 31, 2024	4,192,500	$419	$56,476	$(72,489)	$(15,594)

Adjustment to Additional Paid-in Capital	–	–	–	–	–
Net loss for the period ended January 31, 2025	–	–	–	(4,129)	(4,129)

Balance, January 31, 2025	4,192,500	$419	$56,476	$(76,618)	$(19,723)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2025	Nine months ended January 31, 2024

Operating Activities
Net income (loss)	$(19,723)	$(10,309)
Adjustments to reconcile net loss to net cash in operating activities
Increase in Accrued Expenses	–	24
Accounts Payable	–	(5,521)
Net cash used in operating activities	(19,723)	(15,806)

Investing Activities
Website Development	–	11,000
Net Cash Used in investing activities	–	11,000

Financing Activities
Related party loans	19,723	(19,209)
Additional Paid in Capital	–	18,485
Net cash provided by financing activities	19,723	(724)

Net increase in cash and equivalents	–	(5,530)

Cash and equivalents at beginning of the period	–	5,530

Cash and equivalents at end of the period	$–	$–

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

EVENTIKO INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR QUARTER ENDED January 31, 2025 AND 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $76,618 as of January 31, 2025 and $56,895 as of April 30, 2024. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $NIL of cash as of January 31, 2025.

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

As of January 31, 2025 and April 30, 2024 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2025 were no differences between our comprehensive loss and net loss.

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

As of January 31, 2025, our sole director has loaned to the Company $19,723. The previous loan has been transferred to Additional Paid in Capital.

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

There were 4,192,500 shares of common stock issued and outstanding as of January 31, 2025.

Note 6 – COMMITMENTS AND CONTINGENCIES

N/A

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations Three months Ended January 31, 2025 & January 31, 2024

Revenue

We have generated $10,250 in revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended January 31, 2025 and three months ended January 31, 2024 are summarized as follows:

	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024
Revenue	$–	$–
General and administrative	4,129	4,729
Total Operating Expenses	$(4,129)	$(4,729)

We have incurred expenses of $4,129 and $NIL for professional fees and incorporation fees.

Liquidity and Financial Condition

Working Capital

	At January 31, 2024	At April 30, 2024
Current assets	$–	$–
Current liabilities	(19,723)	(14,260)
Working capital	$(19,723)	$(14,260)

Our total current assets as of January 31, 2025 and April 30, 2024 were $Nil and $Nil. Our total current liabilities as of January 31, 2025 were $(19,723) as compared to total current liabilities $(14,260) of as of April 30, 2024. The decrease in current liabilities was attributed to director loan and paying company’s expenses being moved to Additional Paid in Capital when the company transferred ownership.

Cash Flows from Operating Activities

We used cash of $(0) and $(0) for operating activities for October months ended January 31, 2025 and 2024.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the three months ended January 31, 2025, net cash from financing activities was $19,723 consisting of director loan;

For the three months ended January 31, 2024, net cash from financing activities was a net of $(724).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended January 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Eventiko Inc.
Dated: March 6, 2025	By: /s/ Yap Chin Liang Yap Chin Liang, President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

