Form 10-K
period 2025-04-30
EVENTIKO INC.
filed 2025-07-18
CIK 1816554

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2025

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☒ No☐

Class	Outstanding as of April 30, 2025
Common Stock: $0.0001	4,192,500

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on October 31, 2024 was approximately $0. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

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

Item 1.C. Cybersecurity

Risk Management and Strategy

Currently, the only cybersecurity risk is from the use of websites associated with the Company. All hosting and hosting related services of these websites are engaged via reputable companies such as Namecheap, Godaddy and Cloudflare.

These aforementioned companies utilize the latest industrial standards for security and data protection. Safeguards include continuous server monitoring, server and infrastructure security configuration consistently applied across all servers, firewall protection, anti-malware protection, a dedicated internal security team, applied Open Worldwide Application Security Project secure coding practices, and regular data backups.

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

Registered Holders of our Common Stock

As of April 30, 2025, there were approximately 35 record owners of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2025 and 2024, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2025, and 2025 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED APRIL 30, 2025 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2024.

Our net loss for the fiscal year ended April 30, 2025 was $23,867 compared to a net loss of 14,260 during the fiscal year ended April 30, 2024. In April 30, 2025 we generated total revenue of $0 and in April 30, 2024, we generated total revenue of $0.

The number of shares outstanding was 4,192,500 for the fiscal year ended April 30, 2025 and for the fiscal year ended April 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED April 30, 2025 and 2024

As of April 30, 2025, our total assets were $NIL due to the change of control.

As of April 30, 2024, our total assets were $NIL due to the change of control.

Cash Flows from Operating Activities

We generated a negative cash flow from operating activities for the fiscal year ending April 30, 2025, net cash flow was ($23,867) We have generated positive cash flows from operating activities for the fiscal year ended April 30, 2024, net cash flows used in operating activities was ($14,260).

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities for the fiscal year ended April 30, 2025, net cash flows used in investing activities was $23,867. We have not generated positive cash flows from investing activities for the fiscal year ended April 30, 2024, net cash flows used in investing activities was $18,485.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended April 30, 2025, net cash provided by financing activities was $23,867 consisting of director loan. For the fiscal year ended April 30, 2024, net cash provided by financing activities was $14,260 consisting of director loan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of April 30, 2025. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended April 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management. We intend to adopt an insider trading policy by the end of 2026.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Yap Chin Liang 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318	47	President, Secretary, Treasurer and Director
Thaw Tran 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318	39	Director
Eduardo A Lopez 1445 Woodmont Ln NW, #2639 Atlanta, GA 30318	40	Director

The person named above has held his offices/positions since March 4, 2024 of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Chief Executive Officer and Director – Yap Chin Liang

Mr. Yap, 47 years old, most recently served as Operations Director at Suria Software Ltd before leaving in 2020 to open his own consulting firm. Mr Yap obtained his Bachelor’s degree in Business Studies from Darul Terengganu Universiti.

Director – Thaw Tran

Mr. Tran, 39 years old, will serve as a member of the Company’s Board of Directors. Mr Tran is a senior full-stack engineer at Australian car-sharing application UberCarShare.com. Prior to working at UberCarShare.com, Mr Tran was employed as senior full-stack engineer at SaaS company Designfiles and freelance development portal Glolent. Mr Tran is also the sole founder of digital marketing tool Tagon, and has extensive experience with database technologies MySQL, PostgreSQL and MongoDB, as well as multiple current programming languages including Python. Mr Tran was educated at the Hanoi University of Technology.

Director – Eduardo A Lopez

Mr. Lopez, 40 years old, will serve as a member of the Company’s Board of Directors. Mr Lopez is Software Development Team Leader at website design and development company Creativ Digital. Prior to this appointment, Mr Lopez served as Operations Head at software services company Ibial Ltd, concurrently serving as Senior Developer. He also served as Chief Information Officer at marketing firm Naxum, and as Lead PHP Developer at Siggway Higgs Group. Mr Lopez has extensive experience with both the operational and administration aspects of Technology businesses, and is well-versed with languages such as PHP/ Java / Perl / Python / MYSQL / MSSQL / DB2. He obtained his college education at the Systems Technology Institute in Cebu City

Delinquent Section 16(a) Reports

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

Board Committees

We do not have any Board Committees.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any policies or practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Yap Chin Ling(1)	CEO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yap Chin Ling(1)	CEO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Yap Chin Ling was elected as an officer and director on March 4, 2024 and his election became effective on March 4, 2024.

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit BF Borgers CPA, PC, Independent registered public accountants for services for the fiscal years 2025 and 2024, respectively.

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$14,835	$14,000
Audit-Related Fees
Tax Fees	–	–
All Other Fees	–	–
Total	$14,835	$14,000

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Eventiko Inc. at April 30, 2025 and 2024, and for each of the two fiscal years in the period ended April 30, 2025, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 18, 2025.

EVENTIKO INC.

By:	/s/ Yap Chin Liang
Yap Chin Liang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 18, 2025.

Signature	Title

/s/ Yap Chin Liang	President, Chief Executive Officer, Treasurer, Secretary,
Yap Chin Liang	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

EVENTIKO INC.

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Eventiko, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eventiko, Inc. as of April 30, 2025, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $23,867 and a working capital deficit of $23,867 for the year ended April 30, 2025. The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company have not generated revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

July 14, 2025

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

July 24, 2024

EVENTIKO INC.

BALANCE SHEETS

	April 30, 2025	April 30, 2024
ASSETS

Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

Fixed Assets
Website Development	–	–
Total Fixed Assets	–	–
Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Liabilities
Current Liabilities
Related Party Loans	$23,867	$14,260
Accrued Expenses	–	–
Accounts Payable	–	–
Total Current Liabilities	23,867	14,260

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,192,500 shares issued and outstanding as of April 30, 2025 and 2024 respectively:	419	419
Additional paid-in-capital	56,476	42,216
Accumulated deficit	(80,762)	(56,895)
Total Stockholders’ Deficit	(23,867)	(14,260)

Total Liabilities and Stockholders’ Equity / (Deficit)	$–	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2025	For the year ended April 30, 2024

REVENUE (Organizing events)	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	23,867	14,260
TOTAL OPERATING EXPENSES	23,867	14,260

NET INCOME (LOSS) FROM OPERATIONS	(23,867)	(14,260)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(23,867)	$(14,260)

NET LOSS PER SHARE; BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE; DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC	4,192,500	4,192,500
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; DILUTED	4,192,500	4,192,500

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED APRIL 30, 2025 & 2024

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Balance, April 30, 2021 (Audited)	4,192,500	$419	$23,731	$(11,866)	$(12,284)

Net loss for the year ended April 30, 2022	–	–	–	(20,832)	(20,832)

Balance, April 30, 2022 (Audited)	4,192,500	$419	$23,731	$(32,699)	$(8,549)

Net loss for the year ended April 30, 2023	–	–	–	(9,936)	(9,936)

Balance, April 30, 2023	4,192,500	$419	$23,731	$(42,635)	$(18,485)

Adjustment to Additional Paid-in Capital	–	–	18,485	–	18,485
Net loss for the year ended April 30, 2024	–	–	–	(14,260)	(14,260)

Balance, April 30, 2024	4,192,500	$419	$42,216	$(56,895)	$(14,260)

Adjustment to Additional Paid-in Capital	–	–	14,260	–	14,260
Net loss for the year ended April 30, 2024	–	–	–	(23,867)	(23,867)

Balance, April 30, 2025	4,192,500	$419	$56,476	$(80,762)	$(23,867)

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2025	For the year ended April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(23,867)	$(14,260)
Adjustments to reconcile net loss to net cash (used in) operating activities
Increase in accrued expenses	–	24
Accounts Payable	–	11,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,867)	(3,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development	–	(11,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	–	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital	–	18,485
Related Party Loans	23,867	(9,779)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,867	8,706

NET INCREASE IN CASH	–	(5,530)
Cash and equivalents at beginning of the year	–	5,530
Cash and equivalents at end of the year	$–	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

EVENTIKO INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2025 and 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had net loss during the year of $23,867 and accumulated deficit of $80,762 as of April 30, 2025. The Company has not yet completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $Nil of cash as of April 30, 2025.

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

During the year ended April 30, 2025, we generated total revenue of $Nil due to the change of control.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

From Inception and as of April 30, 2025, our sole director has loaned to the Company $23,867. This loan is unsecured, non-interest bearing and due on demand.

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

There were 4,192,500 shares of common stock issued and outstanding as of April 30, 2025 and 2024.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Yap Chin Liang, has agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 7 – INCOME TAXES

As of April 30, 2025, the Company had net operating loss carry forwards of $80,762 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of April 30, 2024, the Company had net operating loss of $56,895 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	April 30, 2025	April 30, 2024
Federal income tax benefit attributable to:
Current operations	$–	$2,087
Less: change in valuation allowance	(–)	(2,087)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2025	April 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$23,867	$14,260
Less: valuation allowance	(23,867)	(14,260)
Net deferred tax asset	$–	$–

The Company has approximately $80,762 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

